Form 10-K
period 2017-12-31
CSMC 2016-NXSR Commercial Mortgage Trust
filed 2018-03-21
CIK 1691198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4021765 38-4021766 38-4021767 38-4021768 38-7170500 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the QLIC Mortgage Loan and the Gurnee Mills Mortgage Loan and the trustee and custodian of the Wolfchase Galleria Mortgage Loan, the Federal Way Crossings Mortgage Loan and the 681 Fifth Avenue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

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

The servicer compliance statement for the twelve months ended December 31, 2017, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association (“Wells Fargo”), as certificate administrator (attached to this Form 10-K as Exhibit 35.3), discloses that the following material instance of noncompliance occurred with respect to the Pooling and Servicing Agreement:

On January 18, 2017, Wells Fargo made a distribution (the “January Distribution”) to the holders of the certificates of the CSMC 2016-NXSR Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2016-NXSR. The January Distribution contained a payment error that resulted in an aggregate underpayment to certain classes of certificates totaling approximately $125,470 and a corresponding overpayment to certain classes of certificates in the same amount. The payment error resulted from an administrative error during the deal setup and DWAC processing. The impact of this error was limited to the January Distribution.

On February 6, 2017, the January Distribution was revised to correct the payment error, whereby funds received from the overpaid classes of certificates were distributed to the underpaid classes of certificates. To prevent further similar payment errors, Wells Fargo has incorporated additional set-up control procedures.

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

4.2           Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on February 2, 2017 under Commission File No. 333-207361-04 and incorporated by reference herein).

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

33.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan

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

34.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan

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

35.17       CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.18)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.18)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Federal Way Crossings Mortgage Loan (see Exhibit 35.22)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Federal Way Crossings Mortgage Loan (see Exhibit 35.23)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Federal Way Crossings Mortgage Loan (see Exhibit 35.18)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.22)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.23)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.18)

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

Date: March 21, 2018

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

4.2           Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on February 2, 2017 under Commission File No. 333-207361-04 and incorporated by reference herein).

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

33.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan

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

34.46       Trimont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan

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

35.14       Torchlight Loan Services, LLC, as Special Servicer of the MY Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the MY Portfolio Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan

35.17       CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Gurnee Mills Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.3)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Federal Way Crossings Mortgage Loan (see Exhibit 35.22)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Federal Way Crossings Mortgage Loan (see Exhibit 35.23)

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Federal Way Crossings Mortgage Loan (see Exhibit 35.3)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.22)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.23)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the 681 Fifth Avenue Mortgage Loan (see Exhibit 35.3)

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